Form 10-K
period 2003-03-31
HONDA AUTO RECEIVABLES 2001-1 OWNER TRUST
filed 2003-06-26
CIK 1136705

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2003

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

Item 1.    Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2001-1 Owner Trust as of March 31, 2003 :

1. Delinquent Contracts:

	Contracts	Amount ($000's)
a. 31 - 60 Days Delinquent	1,717	11,883
b. 61 - 90 Days Delinquent	354	2,612
c. 91 Days or More Delinquent	61	500

2. Delinquent Ratio:

Amount ($000's)
a. Delinquent Balance	14,996
b. Total Pool Balance	383,213
c. Delinquency Ratio	3.91%

3. Aggregate Net Losses:

Amount ($000's)
a. Cumulative Net Losses	4,772
b. Original Portfolio	1,566,597
c. Aggregate Loss Ratio	0.30%

Item 2.    Properties

          The Honda Auto Receivables 2001-1 Owner Trust (the "Trust") is a Delaware business trust formed pursuant to the trust agreement (the "Agreement") between American Honda Receivables
          Corp., as Depositor (the "Depositor"), and Chase Manhattan Bank USA, National Association, as Owner
          trustee (the "Owner Trustee").

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

Item 3.    Legal Proceedings
          N/A

Item 4.    Submission of Matters to a Vote of Securityholders
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

(b) Reports

Form 8K	Reports	Date
	The month of Apr. 2002	(May. 20, 2002)
	The month of May. 2002	(Jun. 18, 2002)
	The month of Jun. 2002	(Jul. 18, 2002)
	The month of Jul. 2002	(Aug. 19, 2002)
	The month of Aug. 2002	(Sept. 18, 2002)
	The month of Sept. 2002	(Oct. 18, 2002)
	The month of Oct. 2002	(Nov.18, 2002)
	The month of Nov. 2002	(Dec.18, 2002)
	The month of Dec. 2002	(Jan. 20, 2003)
	The month of Jan. 2003	(Feb.18, 2003)
	The month of Feb. 2003	(Mar.18, 2003)
	The month of Mar. 2003	(Apr.18, 2003)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Honda Auto Receivables 2001-1 Owner Trust
By: American Honda Finance Corporation, as Servicer
(Registrant)

By:
/s/ John I. Weisickle
John I. Weisickle, Vice President