Form 10-K/A
period 2001-03-31
HONDA AUTO RECEIVABLES 2001-1 OWNER TRUST
filed 2003-10-03
CIK 1136705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                [GRAPHIC OMITTED]
                                   FORM 10-K/A

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

                       Commission file number 333-92827-02


                    HONDA AUTO RECEIVABLES 2001-1 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

================================================================================
              DELAWARE                            95-4841321

  (State or other jurisdiction of              (I.R.S Employer
           incorporation)                    Identification No.)
====================================  ==========================================
====================================  ==========================================
           700 VAN NESS AVENUE
                TORRANCE, CA                                      90501
====================================  ==========================================
   (Address of principal executive offices)                     (Zip Code)

================================================================================
        Registrant's telephone number, including area code: (310)781-6131

           Securities registered pursuant to Section 12(b) of the Act:

================================================================================
        Title of each class                    Name of each exchange
                                                on which registered
====================================  ==========================================
                NONE                                 NONE

================================================================================
           Securities registered pursuant to section 12(g) of the Act:

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

================================================================================

PART I

Item 1.  Business

   The following tables set forth the number and aggregate principal amount of delinquent receivables, the delinquency rates, and aggregate net losses of the Honda Auto Receivables 2001-1 Owner Trust as of March 31, 2001 :

1. Delinquent Contracts:

                                           CONTRACTS                     AMOUNT ($000'S)
                                           ---------                     ---------------
a. 31 - 60 Days Delinquent                     1,118                              13,733

b. 61 - 90 Days Delinquent                        10                                  89

c. 91 Days or More Delinquent                      2                                  28

2. Delinquent Ratio:

                                                                        AMOUNT ($000'S)
                                                                        ---------------
a. Delinquent Balance                                                            13,849

b. Total Pool Balance                                                         1,465,534

c. Delinquency Ratio                                                              0.95%

3. Aggregate Net Losses:

                                                                         AMOUNT ($000'S)
                                                                         ---------------
a. Cumulative Net Losses                                                              25

b. Original Portfolio                                                          1,566,597

c. Aggregate Loss Ratio                                                            0.00%

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

================================================================================

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

================================================================================

PART III

Item 10. Directors and Executive Officers of the Registrant
       N/A

Item 11. Executive Compensation
       N/A

Item 12. Security Ownership of Certain Beneficial Owners and Management
       N/A

Item 13. Certain Relationships and Related Transactions
       N/A

================================================================================

PART IV

Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K.

(a) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) Reports


FORM 8K              REPORTS                                      DATE
                     -------                                      ----
                     The month of Feb. 2001                       (Mar.19, 2001)

                     The month of Mar. 2001                       (Apr.18, 2001)


================================================================================

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      American Honda Receivables Corp.


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                  EXHIBIT INDEX

EXHIBIT NUMBER                   DESCRIPTION                                            METHOD OF FILING
--------------                   -----------                                            ----------------
99(a)                            Independent Accountants' Report                        Filed herewith.

99(b)                            Annual Statement                                       Filed herewith.