Form 10-K/A
period 2002-03-31
HONDA AUTO RECEIVABLES 2001-1 OWNER TRUST
filed 2003-10-03
CIK 1136705

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-K/A

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        FOR THE TRANSITION PERIOD FROM TO

                       Commission file number 333-92827-02


                    HONDA AUTO RECEIVABLES 2001-1 OWNER TRUST
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)



                    DELAWARE                            95-4841321
       (State or other jurisdiction of               (I.R.S Employer
                incorporation)                      Identification No.)
       ---------------------------------       -----------------------------
                 700 VAN NESS AVENUE
                     TORRANCE, CA                         90501
       ---------------------------------       -----------------------------
 (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (310)781-6131


           Securities registered pursuant to Section 12(b) of the Act:



              Title of each class                  Name of each exchange
                                                    on which registered
       ---------------------------------       -----------------------------

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

       YES [X]      NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not contained, to the best of registrant's knowledge, in definitive proxy or 'information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


================================================================================

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

--------------------------------------------------------------------------------

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

         N/A

--------------------------------------------------------------------------------

PART III


Item 10. Directors and Executive Officers of the Registrant
          N/A


Item 11. Executive Compensation
          N/A


Item 12. Security Ownership of Certain Beneficial Owners and Management
          N/A


Item 13. Certain Relationships and Related Transactions
          N/A


--------------------------------------------------------------------------------


PART IV


Item14. Exhibits, Annual Account's Report, and Reports on Form 8-K.


(a) Exhibits


The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b) Reports


FORM 8K              REPORTS                             DATE
                     -------                             ----
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




--------------------------------------------------------------------------------


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


                                      By: /s/ Y. Takahashi
                                          ----------------------------
                                          Name:  Y. Takahashi
                                          Title: President



October 4, 2003

                                                             EXHIBIT INDEX



EXHIBIT NUMBER         DESCRIPTION                            METHOD OF FILING

99(a)                  Independent Accountants' Report        Filed herewith.

99(b)                  Annual Compliance Certificate          Filed herewith.

99(c)                  Annual Statement                       Filed herewith.